Form 10-K
period 2003-12-31
FORD CREDIT AUTO REC TWO LLC FORD CREDIT AUTO OWN TR 2003 B
filed 2004-04-07
CIK 1285108

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K


       THIS DOCUMENT IS A COPY OF THE FORD CREDIT AUTO OWNER TRUST 2003-B
                       FORM 10-K FILED ON MARCH 31, 2004
              PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


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